Form 10-Q
period 1994-03-31
CENTRAL STEEL & WIRE CO
filed 1994-05-11
CIK 18783

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.
                                        20549

          [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended March 31, 1994

                                          or

          [   ]     Transition Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

                    For the transition period from __________________ to
                    __________________

                    Commission file number:       0-2536


                            CENTRAL STEEL AND WIRE COMPANY
                (Exact name of registrant as specified in its charter)

                    DELAWARE                      36-0885660
          (State or other jurisdiction of    (I. R. S. Employer
          incorporation or organization)     Identification No.)


                  3000 W. 51ST STREET, CHICAGO, ILLINOIS  60632-2198
                       (Address of principal executive offices)

                 Registrant's telephone number, including area code:
                                    (312) 471-3800

                                         NONE
                 (Former name, former address and former fiscal year)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X      No
                                       ---        ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable
          date:   286,000 shares as of April 29, 1994.

             PART I    Financial Information
             ITEM 1.   Financial Statements

                            Central Steel and Wire Company
                         Condensed Statements of Earnings and
                           Earnings Reinvested in Business
                      (In millions, except shares and per share)
                                     (Unaudited)
                                                       Three months ended
                                                            March 31
                                                  -------------------------
                                                      1994        1993
          -----------------------------------------------------------------
             Net sales                            $    147.7      126.5

                                                  -------------------------
             Cost of Merchandise sold                  107.5       92.4
             Operating Expenses                         15.6       14.8
             Selling and administrative expenses        16.4       16.1
             Interest income, net                        (.4)       (.2)

                                                  -------------------------
                                                       139.1      123.1

                                                  -------------------------
             Earnings before income taxes                8.6        3.4

                                                  -------------------------
             Income taxes:
                Federal                                  2.8        1.1
                State                                     .6         .2

                                                  -------------------------
                                                         3.4        1.3

             Net earnings ($18.17 per share
                in 1994 and $7.29 in 1993)               5.2        2.1

             Earnings reinvested in business
                at beginning of period                 131.8      133.1
             Dividends declared - $.50 per
               share in 1994 and 1993                    (.1)       (.1)

                                                  -------------------------
             Earnings reinvested in business
               at end of period                   $    136.9      135.1
             --------------------------------------------------------------
             Average number of common shares
               outstanding                         286,000    287,000
             --------------------------------------------------------------
             See accompanying note to condensed financial statements.

                          Condensed Statements of Cash Flow
                                    (In millions)
                                     (Unaudited)
                                                        Three months ended
                                                             March 31

                                                  -------------------------
                                                        1994        1993

          -----------------------------------------------------------------
                                                            Cash
                                                    Increase    (Decrease)
             Operating Activities:
                Net earnings                        $    5.2        2.1
                Depreciation                             1.1        1.0
                Changes in assets and liabilities         .3       (3.2)


                                                  -------------------------
             Cash from (for) operations                  6.6        (.1)


                                                  -------------------------
             Financing activities
                dividends declared                       (.1)       (.1)


                                                  -------------------------
           Investing activities:
                Additions to property,
                plant and equipment, net                (2.5)       (.9)


                                                  -------------------------

             Net increase (decrease) in cash
                and cash-equivalents                $    4.0       (1.1)

          -----------------------------------------------------------------

             Income taxes paid                      $     .5         .2

          -----------------------------------------------------------------

             See accompanying note to condensed financial statements.

                               Condensed Balance Sheets
                      (In millions, except shares and per share)

          Assets                                  Mar.31,1994   Dec.31,1993
                                                  (Unaudited)

          -----------------------------------------------------------------
             Current assets:
                Cash and cash-equivalents         $     48.5          44.5
                Receivables,less allowance for
                   doubtful accounts of $.9 in
                   1994 and $.8 in 1993                 62.0          47.7
                Inventories                             73.6          71.5
                Other                                    3.4           4.5
                                                  -------------------------
             Total current assets                      187.5         168.2

                                                  -------------------------
             Deferred income taxes                       6.5           6.4

             Property, plant and equipment, at cost    149.6         147.5
                Less accumulated depreciation          119.1         118.4

                                                  -------------------------
             Property, plant and equipment, net         30.5          29.1

                                                  -------------------------
                                                  $    224.5         203.7
          -----------------------------------------------------------------
               Liabilities and Stockholders' Equity

             Current liabilities:
                Accounts payable                        60.6          48.3
                Accrued expenses                         5.2           5.0
                Income taxes                             4.2           1.2
                                                  -------------------------
             Total current liabilities                  70.0          54.5

                                                  -------------------------
             Accrued postretirement health benefits     15.4          15.2

             Stockholders' equity:
                Common stock, $5 par value per share.
                   Authorized 287,000 shares
                   in 1994 and 1993;
                   issued and outstanding
                   286,000 shares in 1994 and 1993       1.4           1.4
                Capital in excess of par value            .8            .8
                Earnings reinvested in business        136.9         131.8
                                                  -------------------------
             Total stockholders' equity                139.1         134.0
                                                  -------------------------
                                                  $    224.5         203.7

          -----------------------------------------------------------------

                                         -4-

          Note to condensed financial statements - The preceding financial information is stated in conformity with generally accepted accounting principles and is unaudited, but in the opinion of management includes all adjustments necessary, consisting of normal accruals, for a fair statement of the operating results for these periods. Interim inventory values are based on management's estimate of year-end LIFO inventory values under current operating conditions and the general state of the economy as it relates to the steel industry, in
          particular.   See also notes to financial statements in the
          Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Securities and Exchange Commission.

               ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               The information in this item should be read together with the information incorporated by reference into Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

             Operating Results

               Sales for the three months ended March 31, 1994 were $147.7 million, an increase of 17% from the three months ended March 31, 1993. The increase in sales for the three months was due to higher unit volume and higher average selling prices.

               Operating, selling and administrative expenses for the three months ended March 31, 1994 were $32.0 million, an increase of 4% from the three months ended March 31, 1993. Operating, selling and administrative expenses are relatively fixed and accordingly do not change in the same ratio with sales.

               Interest income was $.4 million for the quarter ended March 31, 1994 compared to $.2 million for the first quarter of the prior year. The increase was due to a combination of higher average interest rates and higher funds available for investment.

               Net earnings for the three months ended March 31, 1994 were $5.2 million compared to $2.1 million for the first quarter of the prior year. The increase in earnings was due to the operating elements discussed above.

             Liquidity and Capital Resources

               The Company's liquidity remains strong with the Company's operations providing the funds needed for working capital and capital expenditures. Funds in excess of current business needs are invested in cash-equivalents. The Company continued to remain debt free for the three months ended March 31, 1994 and for the foreseeable future expects funding requirements to be met without external financing.

               It is the Company's policy to continue to make such expenditures on property, plant and equipment as are necessary to keep its facilities among the most modern in the industry. The Company does not anticipate any material changes in expenditures for these purposes from the levels of the last several years.

               PART II.  Other Information

               ITEM 6.   Exhibits and Reports on Form 8-K

                    (b) Form 8-K was not required to be filed during the three months ended March 31, 1994.

                                            SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CENTRAL STEEL AND WIRE COMPANY
                                        (Registrant)



          Date    5/4/94                /s/ Frank A. Troike
                                        -----------------------------------
                                        Frank A. Troike
                                        Executive Vice President



          Date    5/4/94                /s/ Richard P. Ugolini
                                        -----------------------------------
                                        Richard P. Ugolini
                                        Comptroller (Chief Accounting
                                        Officer)