Form 10-Q
period 1994-06-30
CENTRAL STEEL & WIRE CO
filed 1994-08-10
CIK 18783

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.
                                    20549

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended June 30, 1994

                                     or

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

                               Yes  X      No
                                   ---        ---

   Indicate the number of shares outstanding of each of the issuer's
   classes of common stock, as of the latest practicable date:   286,000
   shares as of July 29, 1994.





        PART I    Financial Information
        ITEM 1.   Financial Statements

                       Central Steel and Wire Company
                    Condensed Statements of Earnings and
                       Earnings Reinvested in Business
                 (In millions, except shares and per share)
                                 (Unaudited)
                                               Six months ended
                                                     June 30
                                           -------------------------
                                                1994      1993
   -----------------------------------------------------------------

        Net sales                          $    297.3     252.4

                                           -------------------------
        Cost of Merchandise sold                216.6     184.0
        Operating Expenses                       32.5      30.5
        Selling and administrative expenses      32.9      32.2
        Interest income, net                      (.8)      (.6)

                                           -------------------------
                                                281.2     246.1

                                           -------------------------
        Earnings before income taxes             16.1       6.3

                                           -------------------------
        Income taxes:
             Federal                              5.4       2.0
             State                                1.1        .4

                                           -------------------------
                                                  6.5       2.4

        Net earnings ($33.59 per share
          in 1994 and $13.46 in 1993)             9.6       3.9

        Earnings reinvested in business
          at beginning of period                131.8     133.1
        Acquisition of common stock               -         (.6)
        Dividends declared - $1.00 per
          share in 1994 and 1993                  (.3)      (.3)

                                           -------------------------
        Earnings reinvested in business
          at end of period                  $   141.1     136.1
   -----------------------------------------------------------------
        Average number of common shares
          outstanding                       286,000   286,525
   -----------------------------------------------------------------
      See accompanying note to condensed financial statements.

                    Condensed Statements of Earnings and
                       Earnings Reinvested in Business
                 (In millions, except shares and per share)
                                 (Unaudited)
                                                Three months ended
                                                     June 30
                                           ------------------------
                                                1994      1993
   ----------------------------------------------------------------

        Net sales                          $    149.6     125.9

                                           -------------------------
        Cost of Merchandise sold                109.1      91.6
        Operating Expenses                       16.9      15.7
        Selling and administrative expenses      16.5      16.1
        Interest income, net                      (.4)      (.4)

                                           -------------------------
                                                142.1     123.0

                                           -------------------------
        Earnings before income taxes              7.5       2.9

                                           -------------------------
        Income taxes:
             Federal                              2.6        .9
             State                                 .5        .2

                                           -------------------------
                                                  3.1       1.1

        Net earnings ($15.42 per share
          in 1994 and $6.17 in 1993)              4.4       1.8

        Earnings reinvested in business
          at beginning of period                136.9     135.1
        Acquisition of common stock               -         (.6)
        Dividends declared - $.50 per
          share in 1994 and 1993                  (.2)      (.2)

                                           -------------------------
        Earnings reinvested in business
          at end of period                  $   141.1     136.1
   -----------------------------------------------------------------
        Average number of common shares
          outstanding                       286,000   286,055
   -----------------------------------------------------------------
      See accompanying note to condensed financial statements.

                      Condensed Statements of Cash Flow
                                (In millions)
                                 (Unaudited)
                                                Six months ended
                                                     June 30
                                           -------------------------
                                                1994      1993
   -----------------------------------------------------------------
                                                     Cash
                                                Increase  (Decrease)
        Operating Activities:
             Net earnings                       $    9.6        3.9
             Depreciation                            2.3        2.0
             Changes in assets and liabilities     (13.4)      (9.8)
                                           -------------------------
        Cash for operations                         (1.5)      (3.9)

                                           -------------------------

        Financing activities:
          Acquisition of common stock                -          (.6)
          Dividends declared                         (.3)       (.3)
                                           -------------------------

        Cash for financing                           (.3)       (.9)
                                           -------------------------

        Investing activities:
        Additions to property,
          plant and equipment, net                  (4.4)      (2.4)

                                           -------------------------

        Net decrease in cash
          and cash-equivalents                  $   (6.2)      (7.2)
   -----------------------------------------------------------------

        Income taxes paid                       $    6.5        2.6
   -----------------------------------------------------------------

        See accompanying note to condensed financial statements.

                          Condensed Balance Sheets
                 (In millions, except shares and per share)

        Assets                             Jun.30,1994  Dec.31,1993
                                           (Unaudited)
    -----------------------------------------------------------------
        Current assets:
             Cash and cash-equivalents     $     38.3          44.5
             Receivables,less allowance for
               doubtful accounts of $1.0 in
               1994 and $.8 in 1993              64.0          47.7
             Inventories                         84.6          71.5
             Other                                3.7           4.5
                                           -------------------------
        Total current assets                    190.6         168.2

                                           -------------------------
        Deferred income taxes                     6.5           6.4

        Property, plant and equipment, at cost  148.8         147.5
          Less accumulated depreciation         117.6         118.4

                                           -------------------------
        Property, plant and equipment, net       31.2          29.1

                                           -------------------------
                                           $    228.3         203.7
   -----------------------------------------------------------------
          Liabilities and Stockholders' Equity

        Current liabilities:
          Accounts payable                       61.3          48.3
          Accrued expenses                        6.9           5.0
          Income taxes                            1.2           1.2
                                           -------------------------
        Total current liabilities                69.4          54.5

                                           -------------------------
        Accrued postretirement health benefits   15.6          15.2

        Stockholders' equity:
          Common stock, $5 par value per share.
             Authorized 287,000 shares
             in 1994 and 1993;
             issued and outstanding
             286,000 shares in 1994 and 1993      1.4           1.4
        Capital in excess of par value             .8            .8
        Earnings reinvested in business         141.1         131.8
                                           -------------------------
        Total stockholders' equity              143.3         134.0
                                           -------------------------
                                           $    228.3         203.7
   -----------------------------------------------------------------

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

        ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information in this item should be read together with the information incorporated by reference into Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
   Operations," of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

        Operating Results

        Sales for the three months and six months ended June 30, 1994 were $149.6 million and $297.3 million, an increase of 19% and 18% from the three months and six months ended June 30, 1993. The increase in sales for the three months and six months was due to higher unit volume and higher average selling prices.

        Operating, selling and administrative expenses for the three months and six months ended June 30, 1994 were $33.4 million and $65.4 million, an increase of 5% and 4% from the three months and six months ended June 30, 1993. Operating, selling and administrative expenses are relatively fixed and accordingly do not change in the same ratio with sales.

        Interest income for the three months and six months ended
   June 30, 1994 was $.4 million and $.8 million, compared to $.4 million and $.6 million for the three months and the six months ended June 30, 1993. The increase for the six months ended June 30, 1994 was due to higher interest rates.

        Earnings for the three months and six months ended June 30, 1994 were $4.4 million and $9.6 million compared to $1.8 million and $3.9 million for the three months and six months ended June 30, 1993. The increase in earnings was due to the operating elements discussed above.

        Liquidity and Capital Resources

        The Company's liquidity remains strong with the Company's operations providing the funds needed for working capital and capital expenditures. Funds in excess of current business needs are invested in cash-equivalents. The Company continued to remain debt free for the six months ended June 30, 1994 and for the foreseeable future expects funding requirements to be met without external financing. In April 1993, the Company acquired on the open market a block of 1,000 shares of its common stock, $5 par value per share, constituting approximately .3% of the common stock previously outstanding, for a purchase price of $.6 million. Funds for the purchase came from the Company's internal cash resources. The shares have been retired and the Company has no plans to reissue the shares.

        It is the Company's policy to continue to make such expenditures on property, plant and equipment as are necessary to keep its facilities among the most modern in the industry. The Company does not anticipate any material changes in expenditures for these purposes from the levels of the last several years.

        PART II.  Other Information

        ITEM 4.   Submission of Matters to a Vote of Security Holders

                  At the annual meeting held on April 18, 1994, the Company's stockholders elected five directors and ratified the appointment of the Company's independent auditors as listed below.

                                            Votes Cast
                                                                  Broker
    Directors               For     Against  Withheld   Abstain    Non
                                                                   Vote
    James R. Lowenstine   281,165               10        235      -0-

    F. A. Troike          281,106               69        235      -0-

    A. G. Jensen          281,106               69        235      -0-
    J. M. Tiernan         281,106               69        235      -0-

    R. L. Schroer         281,106               69        235      -0-
    Independent Auditors

    KPMG Peat Marwick     280,377     323                 710      -0-

        ITEM 6.   Exhibits and Reports on Form 8-K

             (b) Form 8-K was not required to be filed during the three months ended June 30, 1994.

                                     SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CENTRAL STEEL AND WIRE COMPANY
                                 (Registrant)



   Date:  August 10, 1994        /s/ Frank A. Troike
                                 -----------------------------------
                                 Frank A. Troike
                                 Executive Vice President



   Date:  August 10, 1994        /s/ Richard P. Ugolini
                                 -----------------------------------
                                 Richard P. Ugolini
                                 Comptroller (Chief Accounting Officer)