Form 10-Q
period 1994-09-30
CENTRAL STEEL & WIRE CO
filed 1994-11-14
CIK 18783

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.
                                    20549

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended September 30, 1994

                                     or

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

                               Yes  X      No
                                   ---        ---

   Indicate the number of shares outstanding of each of the issuer's
   classes of common stock, as of the latest practicable date:   286,000
   shares as of October 28, 1994.





        PART I    Financial Information
        ITEM 1.   Financial Statements

                       Central Steel and Wire Company
                    Condensed Statements of Earnings and
                       Earnings Reinvested in Business
                 (In millions, except shares and per share)
                                 (Unaudited)
                                               Nine months ended
                                                 September 30
                                           -------------------------
                                                1994      1993
   -----------------------------------------------------------------
        Net sales                          $    447.3     378.3

                                           -------------------------
        Cost of Merchandise sold                326.7     278.1
        Operating Expenses                       50.7      46.2
        Selling and administrative expenses      49.3      48.0
        Interest income, net                     (1.1)      (.7)

                                           -------------------------
                                                425.6     371.6

                                           -------------------------
        Earnings before income taxes             21.7       6.7

                                           -------------------------
        Income taxes:
             Federal                              7.3       2.1
             State                                1.5        .5

                                           -------------------------
                                                  8.8       2.6

        Net earnings ($45.10 per share
          in 1994 and $14.36 in 1993)            12.9       4.1

        Earnings reinvested in business
          at beginning of period                131.8     133.1
        Acquisition of common stock               -         (.6)
        Dividends declared - $1.50 per
          share in 1994 and 1993                  (.4)      (.4)

                                           -------------------------
        Earnings reinvested in business
          at end of period                  $   144.3     136.2
   -----------------------------------------------------------------
        Average number of common shares
          outstanding                       286,000   286,348
   -----------------------------------------------------------------
      See accompanying note to condensed financial statements.

                    Condensed Statements of Earnings and
                       Earnings Reinvested in Business
                 (In millions, except shares and per share)
                                 (Unaudited)
                                                Three months ended
                                                   September 30
                                           -------------------------
                                                1994      1993
   -----------------------------------------------------------------

        Net sales                          $    150.0     125.9

                                           -------------------------
        Cost of Merchandise sold                110.1      94.1
        Operating Expenses                       18.2      15.7
        Selling and administrative expenses      16.4      15.8
        Interest income, net                      (.3)      (.1)

                                           -------------------------
                                                144.4     125.5

                                           -------------------------
        Earnings before income taxes              5.6        .4

                                           -------------------------
        Income taxes:
             Federal                              1.9        .1
             State                                 .4        .1

                                           -------------------------
                                                  2.3        .2

        Net earnings ($11.51 per share
          in 1994 and $.90 in 1993)               3.3        .2

        Earnings reinvested in business
          at beginning of period                141.1     136.1
        Acquisition of common stock               -         -
        Dividends declared - $.50 per
          share in 1994 and 1993                  (.1)      (.1)

                                           -------------------------
        Earnings reinvested in business
          at end of period                  $   144.3     136.2
   -----------------------------------------------------------------
        Average number of common shares
          outstanding                       286,000   286,000
   -----------------------------------------------------------------
      See accompanying note to condensed financial statements.

                      Condensed Statements of Cash Flow
                                (In millions)
                                 (Unaudited)
                                                Nine months ended
                                                  September 30
                                           -------------------------
                                                1994      1993
   -----------------------------------------------------------------
                                                      Cash
                                            Increase      (Decrease)
        Operating Activities:
             Net earnings                       $   12.9        4.1
             Depreciation                            3.5        3.0
             Changes in assets and liabilities     (23.8)      (5.8)
                                           -------------------------
        Cash from(for) operations                   (7.4)       1.3

                                           -------------------------

        Financing activities:
          Acquisition of common stock                -          (.6)
          Dividends declared                         (.4)       (.4)
                                           -------------------------

        Cash for financing                           (.4)      (1.0)
                                           -------------------------

        Investing activities:
        Additions to property,
          plant and equipment, net                  (5.5)      (3.5)

                                           -------------------------

        Net decrease in cash
          and cash-equivalents                  $  (13.3)      (3.2)
   -----------------------------------------------------------------

        Income taxes paid                       $    9.1        3.3
   -----------------------------------------------------------------

        See accompanying note to condensed financial statements.



                          Condensed Balance Sheets
                 (In millions, except shares and per share)

        Assets                             Sep.30,1994 Dec.31,1993
                                           (Unaudited)
    -----------------------------------------------------------------
        Current assets:
             Cash and cash-equivalents      $     31.2          44.5
             Receivables,less allowance for
               doubtful accounts of $1.1 in
               1994 and $.8 in 1993              63.1          47.7
             Inventories                         94.8          71.5
             Other                                3.4           4.5
                                           -------------------------
        Total current assets                    192.5         168.2

                                           -------------------------
        Deferred income taxes                     6.6           6.4

        Property, plant and equipment, at cost  149.6         147.5
          Less accumulated depreciation         118.5         118.4

                                           -------------------------
        Property, plant and equipment, net       31.1          29.1

                                           -------------------------
                                           $    230.2         203.7
   -----------------------------------------------------------------
          Liabilities and Stockholders' Equity

        Current liabilities:
          Accounts payable                       60.4          48.3
          Accrued expenses                        6.4           5.0
          Income taxes                            1.1           1.2
                                           -------------------------
        Total current liabilities                67.9          54.5

                                           -------------------------
        Accrued postretirement health benefits   15.8          15.2

        Stockholders' equity:
          Common stock, $5 par value per share.
             Authorized 287,000 shares
             in 1994 and 1993;
             issued and outstanding
             286,000 shares in 1994 and 1993      1.4           1.4
        Capital in excess of par value             .8            .8
        Earnings reinvested in business         144.3         131.8
                                           -------------------------
        Total stockholders' equity              146.5         134.0
                                           -------------------------
                                           $    230.2         203.7
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

        Operating Results

        Sales for the three months and nine months ended September 30, 1994 were $150.0 million and $447.3 million, an increase of 19% and 18% from the three months and nine months ended September 30, 1993. The increase in sales for the three months and nine months was principally due to higher unit volume and higher average selling prices.

        Operating, selling and administrative expenses for the three months and nine months ended September 30, 1994 were $34.6 million and $100.0 million, an increase of 10% and 6% from the three months and nine months ended September 30, 1993. Operating, selling and administrative expenses are relatively fixed and accordingly do not change in the same ratio with sales.

        Interest income for the three months and nine months ended September 30, 1994 was $.3 million and $1.1 million, compared to $.1 million and $.7 million for the three months and the nine months ended September 30, 1993. The increase was due primarily to higher short term interest rates.

        Earnings for the three months and nine months ended September 30, 1994 were $3.3 million and $12.9 million compared to $.2 million and $4.1 million for the three months and nine months ended September 30, 1993. The increase in earnings was due to the operating elements discussed above.

        Liquidity and Capital Resources

        The Company's liquidity remains strong with the Company's operations providing the funds needed for working capital and capital expenditures. Funds in excess of current business needs are invested in cash-equivalents. The Company continued to remain debt free for the nine months ended September 30, 1994 and for the foreseeable future expects funding requirements to be met without external financing. In April 1993, the Company acquired on the open market a block of 1,000 shares of its common stock, $5 par value per share, constituting approximately .3% of the common stock previously outstanding, for a purchase price of $.6 million. Funds for the purchase came from the Company's internal cash resources. The shares have been retired and the Company has no plans to reissue the shares.

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



        PART II.     Other Information

        ITEM 6.      Exhibits and Reports on Form 8-K

            (a)      Exhibit 27 - Financial Data Schedule

            (b) Form 8-K was not required to be filed during the three months ended September 30, 1994.

                                     SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CENTRAL STEEL AND WIRE COMPANY
                                 (Registrant)



   Date:  11/10/94                /s/ Frank A. Troike
                                 -----------------------------------
                                 Frank A. Troike
                                 Executive Vice President



   Date:  11/10/94                /s/ Richard P. Ugolini
                                 -----------------------------------
                                 Richard P. Ugolini
                                 Comptroller (Chief Accounting Officer)