Form 10-K
CENTRAL STEEL & WIRE CO
filed 1995-03-29
CIK 18783

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
        For the fiscal year ended:  December 31, 1994
                                      or
   [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934   [No Fee Required]
        For the transition period from __________ to __________.

                           Commission File No.  0-2536

                         CENTRAL STEEL AND WIRE COMPANY
              (Exact name of registrant as specified in its charter)

             Delaware                             36-0885660
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification
                                                  Number)

                3000 W. 51st Street, Chicago, Illinois  60632-2198
                    (Address of Principal Executive Offices)

                Registrant's telephone number, including area code:
                                  (312) 471-3800

             Securities registered pursuant to Section 12(b) of the Act:
                                       NONE

             Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock ($5 par value)
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X   No__
        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                        [ X ]
        286,000 shares of registrant's Common Stock were outstanding as of February 21, 1995. The aggregate market value of the shares held by non-affiliates, computed by reference to the average bid and ask price on February 17, 1995, as reported by the National Quotation Bureau, Inc. is $43,944,175. Registrant has determined the beneficial ownership of Common Stock by affiliates (officers and directors of registrant and its Profit Sharing Trust) solely for purposes of this calculation, and is not bound by this determination for any other purpose.
                          DOCUMENTS INCORPORATED BY REFERENCE

   PART III: Portions of registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 17, 1995.





                                   PART I

   ITEM 1.   BUSINESS.

             Central Steel and Wire Company ("the Company") was first incorporated in Illinois in 1909 and reincorporated in the state of Delaware in 1958. The Company is engaged in a single line of business, the distribution from its service centers of processed and unprocessed, ferrous and non-ferrous metals in many forms purchased in general from producing mills or specialty mills. The Company purchases a full line of products and inventories them until they are sold to its customers. One of the principal characteristics of the Company's business is the ability to promptly supply quality products from its inventory to customers upon receipt of orders. The Company may also arrange direct shipments to its customers from mills when practicable and may purchase items not currently in its inventory in order to meet customer needs.
             The Company has approximately 1400 employees and four service center facilities located in Chicago, Detroit, Cincinnati and Milwaukee. The Company administers centralized purchasing, inventory and sales policy from its principal service center and home office located in Chicago. The Company inventories a wide range of products including bars, structurals, plates, sheets, coils, tubing and wire. Products are generally available from a variety of sources. The Company is not dependent upon a single source of supply for the majority of the products stocked in its inventory. In 1994 the Company carried approximately 21,000 separate inventory items.
             The Company's customer base is principally located in a sixteen state area. This includes states in which the Company has service centers as well as other surrounding states. The Company's customers include several thousand firms in virtually all industries that purchase metal products for use in the manufacture of their own products; in repairs and maintenance of property, plant and equipment; in research and development; and for resale. The business of the Company is not especially seasonal or dependent upon any particular industry or customers in any geographical area within the area described above. No single customer accounted for over 10% of the Company's sales in 1994.
             The Company's sales are generated by salaried sales representatives operating throughout its market area and through inside sales personnel located at its four service center locations. The Company has developed a computer order entry system which allows customers to place orders through their computer terminals connected with any of the four service center locations providing quick, convenient and efficient scheduling of materials.
             In addition to providing a wide range of products, the Company can perform certain first step processing operations for customers. These processes include cutting of bars, slitting of coil products, burning of plates and shearing of sheets to customers specifications. The Company's Fabricating Department provides cus-tomers with information in cutting the Company's material to the customer's drawings and specifications. The Company's metallurgists continually evaluate products for quality and unique characteristics as they are produced by the producing mills to provide the Company's sales representatives with current product knowledge and customers with materials of a quality for general purpose applications. The Company's Product Specialists for Aluminum, Brass, Copper, Cold and Hot Rolled and Stainless Steel products support customers and sales representatives with extensive product knowledge, and product application information.
             The Company's business is highly competitive. The Company competes by maintaining and emphasizing its ability to deliver a broad range of quality products quickly and accurately in response to customer orders at competitive prices. Deliveries are made through delivery services with various common and contract carriers throughout the midwest for direct shipment from the Company's service centers to customers' docks where single item or truck load shipments are made on a same day or next day basis. Prompt delivery is essential, and backlog is not a material factor in the Company's business. The Company maintains a broad and deep inventory to allow it to offer this service which requires significant working capital. Unlike many in its industry, the Company has been able to generate working capital without external financing.
             The Company competes with at least 40 other national or significant regional firms, some of which are independent and some of which are affiliated with producing mills. For many products and at certain order-size levels (which may vary with economic conditions and mill capacity), the producing mills themselves are also significant competitors of the Company. In addition, there are over 200 local steel service centers in the economic regions that include the Company's principal customer base (Great Lakes, Central States and South East) which can be competitors in particular locations. The Company believes that its total sales make it one of the largest independent distributors of metal products, but it is unable to state its relative position within the industry since there are no comparative figures presently available which the Company believes are complete.
             The Company does not own any material patents, trademarks, licenses, franchises and concessions, and does not engage, to any significant degree, in research activities or product development.

   ITEM 2.   PROPERTIES.

             The Company owns warehouse and office facilities in the following locations:

               Location                          Area
          Chicago, Illinois                 1,464,000 sq. ft.(a)
          Detroit, Michigan                   144,000 sq. ft.
          Cincinnati, Ohio                    173,000 sq. ft.
          Milwaukee, Wisconsin                107,000 sq. ft.

   ITEM 3.   LEGAL PROCEEDINGS.

             None.



   (a) Includes 123,000 sq. ft. utilized as the Company's principal executive office.

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             NOT APPLICABLE.

             SUPPLEMENTARY ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

             The Company's executive officers are as follows:

                                        Age as of Annual
                                          Meeting of            Officer
                  Name                  Stockholders(b)          Since            Position(s) with the Company

       James R. Lowenstine                     72                 1949      Chairman of  the  Board,
                                                                            President, Chief Executive
                                                                            Officer and Director

       Frank A. Troike                         54                 1982      Executive Vice President,
                                                                            Treasurer and Director
       Alfred G. Jensen                        60                 1982      Senior Vice President
                                                                            and Director

       John M. Tiernan                         55                 1989      Vice President and Director
       Edward J. Kentra                        64                 1983      Vice President

       Michael X. Cronin                       49                 1993      Vice President and Corporate Secretary;
                                                                            Asst.V.P. 1989 to 1994

       Richard P. Ugolini                      55                 1986      Comptroller, Assistant
                                                                            Secretary and Assistant
                                                                            Treasurer

     The executive officers of the Company are elected no less often than annually and may be removed by the Board of Directors at any time. Each of the officers' principal business experience during the past five years has been with the Company.



















   (b)  April 17, 1995.

                                   PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The common stock of Central Steel and Wire Company is traded in the over-the-counter market. The market is a limited one, with only occasional trading. The Company's profit sharing plan has purchased shares from time to time. The quarterly high-and-low market bid prices of the stock (which do not necessarily represent firm offers or actual transactions), as reported by the National Quotation Bureau, and the quarterly dividends declared during the last two years were:

                                           1994                                               1993
                           ------------------------------------               ------------------------------------


                            BID PRICE RANGE                                      BID PRICE RANGE
                        -----------------------                              -----------------------
                                                          DIVIDENDS                                         DIVIDENDS
        Quarter          HIGH              LOW             DECLARED          HIGH             LOW            DECLARED
        ------        ----------        ----------        ----------      ----------       ----------       ----------
          1st          $605.00           $575.00             $.50           $625.00         $575.00           $ .50

          2nd           605.00            575.00             .50             610.00          575.00             .50
          3rd           605.00            575.00             .50             600.00          575.00             .50

          4th           605.00            570.00            38.50            605.00          575.00           20.50

     There were 300 stockholders of record at February 21, 1995.

   ITEM 6.   SELECTED FINANCIAL DATA.

        The following information supplements the financial statements and notes thereto found elsewhere in this annual report.

                                             SELECTED FINANCIAL INFORMATION

                                                 Year ended December 31
                                              ----------------------------

                                   1994        1993        1992       1991       1990
                                  -------     -------    -------     -------   -------
                                             (In millions except per share)
       Net sales                   $ 595.0       503.2      459.2      447.4      524.1
                                   =======     =======    =======    =======    =======
       Net earnings                $  14.2         5.6       *2.3        6.3       10.6
                                   =======     =======    =======    =======    =======

       Net earnings per share
       of common stock             $ 49.56       19.58      *7.98      21.85      35.84
                                   =======     =======    =======    =======    =======

       Cash dividends declared
       per share of common         $ 40.00       22.00      22.00      17.00      31.50
       stock                       =======     =======    =======    =======    =======
       Total assets                $ 248.2       203.7      187.4      194.7      199.6
                                   =======     =======    =======    =======    =======

       Short-term and
       long-term debt              $   -0-         -0-        -0-        -0-        -0-
                                   =======     =======    =======    =======    =======
       Stockholders' equity
       per share                   $478.29      468.73     471.64     515.50     515.11
                                   =======     =======    =======    =======    =======

     * Before cumulative change in accounting principle of $29.84 per share.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The Company is an independent metals distributor with its principal facility in Chicago and other warehouses in Detroit, Cincinnati and Milwaukee. The Company's customer base is in the midwest, where the Company sells, through salaried sales personnel, to a diverse group of customers in many industries. Products are purchased in standard shapes from producing mills, which sell to other independent metals distributors, captive distributors, and directly to industrial users. The market for the Company's products is a highly competitive one. As a distributor, the Company's revenues and margins are directly affected by prices established in the marketplace by the mills. The Company's unit volumes and prices are also affected by demand in its principal market area, which responds to overall economic conditions.

        The Company competes by maintaining and emphasizing its ability to deliver a broad range of products quickly and accurately in response to customer orders, using modern and efficient facilities. The Company maintains the facilities and personnel necessary to conduct its business in this manner, even though unit volume can vary materially from period to period. Accordingly, operating, selling and administrative expenses, although subject to inflation, are relatively fixed.

   RESULTS OF OPERATIONS

   1994 Compared to 1993

        Sales increased 18% in 1994 as a result of higher unit volume and higher unit selling prices due to greatly improved general economic conditions. Unit margins remained unchanged during 1994 as higher unit costs were recovered through higher unit selling prices. Operating expenses increased 13% in 1994 as a result of higher depreciation, insurance, and salaries. Selling and administrative expenses increased slightly from 1993. Interest income increased due to higher interest rates. The result of these factors was a 154% increase in net earnings.

   1993 Compared to 1992

        Sales increased 10% in 1993 as a result of higher unit volume due to improving general economic conditions. Unit margins remained unchanged during 1993. Operating expenses increased 6% in 1993 due to relocating certain machinery and equipment at the Chicago Plant and increased maintenance costs. Selling and administrative expenses increased slightly from 1992. Interest income decreased due to lower interest rates and lower funds available for investment. The result of these factors was a 143% increase in earnings before cumulative effect of change in accounting principle.

   LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity remains strong as operations continued to provide the funds needed for working capital and capital expenditures. Funds in excess of current business needs are invested in cash-equivalents. The Company remained debt free in 1994, for the fifteenth consecutive year, and for the foreseeable future expects funding requirements to be met without external financing. It is the Company's policy to continue to make such expenditures on property, plant and equipment as are necessary to keep its facilities among the most modern in the industry. The Company does not anticipate any material changes in expenditures for these purposes from the levels of the last several years.

   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       CENTRAL STEEL AND WIRE COMPANY

       Index to Financial Statements and Financial Statement Schedule


                                                                 Page
                                                                 ----
        Statements of Earnings and Earnings Reinvested in         9
        Business for each of the years in the three-year period ended December 31, 1994.

        Balance Sheets as of December 31, 1994 and 1993.         10-11

        Statements of Cash Flow for each of the years in
        the three-year period ended December 31, 1994.            12

        Notes to Financial Statements.                           13-16

        Report of KPMG Peat Marwick LLP, dated
        February 16, 1995.                                         17


        Schedule for the years ended December 31, 1994, 1993 and 1992.


                                                      Schedule
                                                      --------
           Valuation and Qualifying Accounts              II       18


   All other Schedules have been omitted because they are not applicable or because information is shown in the financial statements and accompanying notes.

                       CENTRAL STEEL AND WIRE COMPANY
                           STATEMENTS OF EARNINGS
                     AND EARNINGS REINVESTED IN BUSINESS
                                         Year ended December 31
                                       ---------------------------

                                        1994      1993      1992
                                       -------   -------   -------
                                              (In millions)
    Net Sales                           $595.0     503.2     459.2
                                      --------  --------  --------

    Cost of merchandise sold             439.1     371.3     337.7
    Operating expenses                    68.2      60.3      57.1

    Selling and administrative
    expenses                              65.2      63.2      62.1
    Interest income                      (1.4)     (1.0)     (1.5)
                                      --------  --------  --------

                                         571.1     493.8     455.4
                                      --------  --------  --------
    Earnings before income taxes and
         cumulative effect of change
         in accounting principle          23.9       9.4       3.8

    Income taxes:
         Federal                           8.1       3.1       1.2

         State                             1.6        .7        .3
                                      --------    ------  --------
                                           9.7       3.8       1.5
                                      --------  --------  --------

    Earnings before cumulative
         effect of change in
         accounting principle
         ($49.56 per share in 1994,
         $19.58 in 1993 and $7.98 in      14.2       5.6       2.3
         1992)
    Cumulative effect of change in
         accounting principle, net
         of deferred tax benefit of                          (8.6)
         $5.7 ($29.84 per share)      --------  --------  --------

    Net earnings (loss) - $49.56 per
         share in 1994, $19.58 in
         1993 and ($21.86) in 1992        14.2       5.6     (6.3)
    Earnings reinvested in business
         at beginning of year            131.8     133.1     145.7

    Acquisition of common stock                     (.6)
    Dividends declared ($40.00 per
         share in 1994 and $22.00 in    (11.4)     (6.3)     (6.3)
         1993 and 1992)               --------  --------  --------

    Earnings reinvested in business     $134.6     131.8     133.1
         at end of year               ========  ========  ========
               See accompanying notes to financial statements.

                       CENTRAL STEEL AND WIRE COMPANY
                               BALANCE SHEETS
                         December 31, 1994 and 1993

                                 ASSETS

                                                   1994      1993
                                                  -------   -------

                                                    (In millions)
    CURRENT ASSETS:

         Cash and cash-equivalents                 $ 33.0      44.5
         Receivables, less allowance for
              doubtful accounts ($.8 in 1994
              and 1993)                              58.6      47.7

         Inventories                                111.8      71.5

         Other                                        3.2       4.5
                                                  -------   -------
              Total current assets                  206.6     168.2
                                                  -------   -------

    DEFERRED INCOME TAXES                             6.7       6.4
    PROPERTY, PLANT AND EQUIPMENT, at cost:

         Land and improvements                       13.6      12.2

         Buildings and improvements                  62.3      57.9
         Machinery and equipment                     77.8      77.4
                                                  -------   -------

                                                    153.7     147.5
         Less accumulated depreciation              118.8     118.4
                                                  -------   -------

         Property, plant and equipment, net          34.9      29.1
                                                  -------   -------

                                                   $248.2     203.7
                                                  =======   =======
               See accompanying notes to financial statements.




                     CENTRAL STEEL AND WIRE COMPANY
                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   1994      1993
                                                  -------   -------

                                                    (In millions)
    CURRENT LIABILITIES:
         Accounts payable                          $ 89.4      48.3
         Accrued expenses                             5.9       5.0

         Income taxes                                           1.2
                                                  -------   -------

              Total current liabilities              95.3      54.5
                                                  -------   -------
    ACCRUED POSTRETIREMENT HEALTH BENEFITS           16.1      15.2

    STOCKHOLDERS' EQUITY:
         Common stock, $5 par value per share.
              Authorized 287,000 shares in 1994
              and 1993; issued and outstanding
              286,000 shares in 1994 and 1993         1.4       1.4

         Capital in excess of par value                .8        .8

         Earnings reinvested in business            134.6     131.8
                                                  -------   -------
              Total stockholders' equity            136.8     134.0
                                                  -------   -------

                                                   $248.2     203.7
                                                  =======   =======

               See accompanying notes to financial statements.

                       CENTRAL STEEL AND WIRE COMPANY
                           STATEMENTS OF CASH FLOW

                                          Year ended December 31
                                       ---------------------------
                                         1994      1993      1992
                                       -------   -------   -------

                                              (In millions)
                                         Cash increase (decrease)
    OPERATING ACTIVITIES:
         Earnings before cumulative
         effect of change in
         accounting principle           $  14.2       5.6       2.3

         Depreciation                       5.0       4.0       4.0
         Deferred income taxes             (.3)      (.3)      (.4)

         Receivables                     (10.9)     (2.6)     (4.0)

         Inventories                     (40.3)     (7.0)      (.3)
         Other                              1.3       1.1     (1.6)

         Accounts payable                  41.1      15.6     (9.8)
         Accrued expenses                   1.8       1.8        .9

         Income taxes                     (1.2)        .2      (.1)
                                        -------   -------   -------

              Cash from (for)
              operations                   10.7      18.4     (9.0)
                                        -------   -------   -------
    FINANCING ACTIVITIES:

         Cash dividends declared         (11.4)     (6.3)     (6.3)
         Acquisition of 1,000 shares
         of common stock                             (.6)
                                        -------   -------   -------

              Cash for financing         (11.4)     (6.9)     (6.3)
                                        -------   -------   -------

    INVESTING ACTIVITIES:
         Additions to property, plant
         and equipment                   (11.6)     (8.0)     (3.2)

         Sale of equipment                   .8        .7        .5
                                        -------   -------   -------
              Cash for investing         (10.8)     (7.3)     (2.7)
                                        -------   -------   -------

         Net increase (decrease) in
         cash and cash-equivalents      $(11.5)       4.2    (18.0)
                                        =======   =======   =======

    Income taxes paid                     $11.2       3.9       2.0
                                        =======   =======   =======
               See accompanying notes to financial statements.

                       CENTRAL STEEL AND WIRE COMPANY
                        NOTES TO FINANCIAL STATEMENTS

   (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Central Steel and Wire Company is engaged in a single line of business, the distribution from its warehouses of processed and unprocessed ferrous and non-ferrous metals in forms produced, in general, by rolling mills.

        Cash-equivalents are highly liquid, low-risk investments that have original maturities within three months.

        Inventories are valued at cost using the last-in, first-out method (LIFO) which is lower than market. The excess of current cost over LIFO value amounted to approximately $109.3 million at December 31, 1994 and $99.2 million at December 31, 1993.

        Depreciation is computed under accelerated methods for substantially all plant and equipment.

        Earnings per share are calculated based on average shares outstanding, which were 286,000 in 1994, 286,260 in 1993 and 287,000 in 1992.

   (2)  BENEFIT PLANS

        The Company's defined benefit pension plan, covering substantially all personnel, provides benefits based on final five-year-average compensation and years of service. Contributions are made when allowable under ERISA.

        The following table sets forth the plan's funded status and amounts recognized in the balance sheet:

                                                1994       1993
                                              --------   --------

                                                (In millions)
    Plan assets at fair value                    $ 49.9      51.0

    Actuarial present value of the
         projected benefit obligation for
         service to date (including
         accumulated benefit obligation of
         $42.7 in 1994 and $39.7 in 1993,
         of which $42.5 and $39.6,
         respectively, are vested)               (50.6)    (52.5)
                                               --------  --------

    Plan assets less than projected
         benefit obligation                        (.7)     (1.5)
    Unrecognized net loss from experience
         and changes in assumptions                 2.8       3.8

    Unrecognized prior service cost                 1.1       1.2
    Unrecognized net asset at November 1,
         1985 being recognized over 16
         years                                    (4.1)     (4.8)
                                               --------  --------

    Accrued pension cost included in
         accrued expenses                         $(.9)     (1.3)
                                               ========  ========

   Net pension cost included the following:

                                            1994   1993    1992
                                            -----  -----   -----
                                                   (In millions)
    Service cost for benefits earned
    during the period                         $1.9    1.9     1.6
    Interest cost on projected benefit
    obligation                                 3.5    3.4     3.2

    Actual return on plan assets             (1.3)  (7.6)   (2.9)

    Net amortization and deferral            (3.2)    3.6   (1.1)
                                             -----  -----   -----
    Net periodic pension cost                  $.9    1.3      .8
                                             =====  =====   =====

   The assumed weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was six and three-quarter percent in 1994 and 1993. The expected long-term rates of return on assets and increases in future compensation levels were eight percent and three percent in 1994 and 1993. Plan assets include various debt and equity securities.

   Profit sharing expense amounted to approximately $1.2 million in 1994, $1.0 million in 1993, and $.2 million in 1992.

   The Company also provides postretirement health benefits for retired employees. Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The statement requires employers to recognize the cost of providing postretirement benefits to employees over the employees' service periods. The Company has elected to recognize the transition obligation at January 1, 1992, of $14.3 million, as a cumulative effect of change in accounting principle. The Company's policy had been to expense retiree health care costs as they were paid.

   Postretirement health costs for the year ended December 31, included the following:

                                            1994   1993    1992
                                            -----  -----   -----

                                                   (In millions)
    Service cost                               $.3     .3      .3
    Interest cost                              1.1    1.3     1.2

    Transition obligation                                    14.3
                                             -----  -----   -----
                                              $1.4    1.6    15.8
                                             =====  =====   =====

    Deferred tax benefit                       $.3     .3      .4
                                             =====  =====   =====

   There are no health plan assets and the Company funds benefits as paid.

   The following table sets forth postretirement amounts recognized in the Company's balance sheet:

                                     1994    1993
                                     -----   -----

                                     (In millions)
    Accumulated postretirement
    benefit obligation:
         Retirees                     $ 8.6    6.6

         Active employees              10.4    8.9
    Unrecognized net gain (loss)      (2.2)     .6
                                      -----  -----

    Accrued postretirement health     $16.8   16.1
    benefits                          =====  =====

   The health care cost trend rate used to measure the cost in 1994 and 1993 for health care benefits was 12% and 11%, which is graded down to an ultimate trend rate of 4.5% to be achieved in the year 2004. The discount rate used was 7.5% in 1994 and 1993.

   The effect of a one-percentage point increase in the assumed health care cost trend rates for future years would increase the accumulated postretirement benefit obligation as of December 31, 1994, by $2.0 million. The effect of this change on the aggregate of the service and interest cost components of the net periodic postretirement benefit costs would be an increase of $.2 million for 1994.

   KPMG Peat Marwick LLP
   Independent Auditors

   THE BOARD OF DIRECTORS AND STOCKHOLDERS
   CENTRAL STEEL AND WIRE COMPANY:

        We have audited the accompanying financial statements of Central Steel and Wire Company as listed in the accompanying index. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Steel and Wire Company at December 31, 1994 and 1993 and the results of its operations and its cash flow for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1992.


                                                    KPMG PEAT MARWICK LLP
   Chicago, Illinois
   February 16, 1995

                                                              SCHEDULE II

                       CENTRAL STEEL AND WIRE COMPANY
                      VALUATION AND QUALIFYING ACCOUNTS
                Years ended December 31, 1994, 1993 and 1992

                                  COLUMN A            COLUMN B           COLUMN C          COLUMN D          COLUMN E

                                                               ADDITIONS
                                                      ---------------------------

                                                        (1)                (2)

                                 Balance at          Charged to         Charged to
                                Beginning of         Costs and       Other Accounts-     Deductions -       Balance at
           Description             Period             Expenses           Describe          Describe        End of Period
        -----------------       ------------        ------------       ------------      ------------       -----------


       1994:
       Allowance for              $800,000             71,529               --              71,529*           800,000
       doubtful accounts        ____________        ____________       ____________      ____________      ____________


       1993:

       Allowance for              $800,000            154,596               --             154,596*           800,000
       doubtful accounts        ____________        ____________       ____________      ____________      ____________


       1992:
       Allowance for              $800,000            555,810               --             555,180*           800,000
       doubtful accounts        ____________        ____________       ____________      ____________      ____________

     * Uncollectible accounts written off, less recoveries.


   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             Not applicable.

                                  PART III

        The information required by this Part is incorporated by reference to the matter appearing under the captions "Proxy Statement for Annual Meeting of Stockholders," "Election of Directors," "Compensation of Executive Officers," "Summary Compensation Table" and "Pension Plan Table," and the matter appearing in the first sentence under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 1995, which has been filed with the Securities and Exchange Commission. No other portion of the definitive Proxy Statement is incorporated by reference and no other material from the definitive Proxy Statement should be deemed to be filed with the Securities and Exchange Commission.


                                   PART IV

   Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K.

             Financial Statements and Schedule

             See accompanying Index to Financial Statements and Financial Statement Schedule on page 8. Such Financial Statements and Schedule are incorporated herein by reference.

             Exhibits

             (a)  Documents filed as part of this report:

             3.1  Articles of Incorporation of the registrant.  This
                  Exhibit is incorporated by reference to Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

             3.2 By-Laws of the registrant. This Exhibit is incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

             27.  Financial Data Schedule

             (b)  Reports on Form 8-K

                  None filed for quarter ended December 31, 1994.

                                 SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CENTRAL STEEL AND WIRE COMPANY
                                        (Registrant)

                                        By:  /s/ F. A. Troike
                                             ________________________
                                             Executive Vice President
                                             and Treasurer
   DATE:  March 20, 1995.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   By:  /s/ James R. Lowenstine
       _____________________________
   James R. Lowenstine, Chairman of
   the Board, President, Chief
   Executive Officer and Director

   DATE:  March 20, 1995.

   By:  /s/ F. A. Troike
       _____________________________
   F. A. Troike, Executive Vice
   President, Treasurer and Director
   (Principal Financial officer)

   DATE: March 20, 1995

   By:  /s/ A. G. Jensen
       _____________________________
   A. G. Jensen, Senior Vice
   President and Director

   DATE: March 20, 1995

   By:  /s/ R.P. Ugolini
       _____________________________
   R. P. Ugolini, Comptroller,
   Assistant Secretary and
   Assistant Treasurer

   DATE: March 20, 1995