Form 10-Q
period 1995-03-31
CENTRAL STEEL & WIRE CO
filed 1995-05-03
CIK 18783

FORM 10-Q

                                    SECURITIES AND EXCHANGE COMMISSION
                                             Washington, D.C.
                                                  20549

                    [ X ]      Quarterly  Report Pursuant to Section  13 or
          15(d) of the
                              Securities Exchange Act of 1934

                              For the quarterly period ended March 31, 1995


                                                    or

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

                                                   NONE





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

                    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                    286,000 shares as of April 28, 1995.











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

          -------------------------
                                                                 1995
          1994

          -----------------------------------------------------------------

                         Net sales                            $    178.9
          147.7


          -------------------------
                         Cost of Merchandise sold                  132.0
          107.5
                         Operating Expenses                        17.9
          15.6
                         Selling and administrative expenses       16.8
          16.4
                         Interest income, net                      (.4)
          (.4)


          -------------------------
                                                                 166.3
          139.1


          -------------------------
                         Earnings before income taxes             12.6
          8.6


          -------------------------
                         Income taxes:
                              Federal                              4.2
          2.8





                              State                                 .9
           .6


          -------------------------
                                                                   5.1
          3.4

                         Net earnings ($26.38 per share
                           in 1995 and $18.17 in 1994)             7.5
          5.2

                         Earnings reinvested in business
                           at beginning of period                  134.6
          131.8
                         Dividends declared - $.50 per
                           share in 1995 and 1994                  (.1)
          (.1)


          -------------------------
                         Earnings reinvested in business
                           at end of period                    $   142.0
          136.9

          -----------------------------------------------------------------

                         Average number of common shares
                           outstanding                             286,000
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

                                    Condensed Statements of Cash Flow
                                              (In millions)
                                               (Unaudited)
                                                                 Three
          months ended
                                                                      March
          31

          -------------------------
                                                                      1995
             1994

          -----------------------------------------------------------------

                                                                      Cash
                                                                  Increase
          (Decrease)
                         Operating Activities:
                              Net earnings                       $     7.5
              5.2
                              Depreciation                             1.3
              1.1
                              Changes in assets and liabilities        4.1
               .3


          -------------------------
                         Cash from operations                         12.9
              6.6


          -------------------------

                         Financing activities
                           dividends declared                          (.1)
              (.1)


          -------------------------
                    Investing activities:
                         Additions to property,
                           plant and equipment, net                   (1.3)
             (2.5)


          -------------------------

                         Net increase in cash
                           and cash-equivalents                  $    11.5
              4.0

          -----------------------------------------------------------------


                         Income taxes paid                       $     1.0
               .5

          -----------------------------------------------------------------


                         See  accompanying  note  to   condensed  financial
          statements.

                                         Condensed Balance Sheets
                                (In millions, except shares and per share)

                                                            Mar.31,1995
          Dec.31,1994
                                                            (Unaudited)


          -----------------------------------------------------------------

                           Assets

                         Current assets:
                              Cash and cash-equivalents     $     44.5
              33.0
                              Receivables,less allowance for
                                doubtful accounts of $.8 in
                                1995 and 1994                     73.7
              58.6
                              Inventories                        104.1
             111.8
                              Other                                3.6
               3.2

          -------------------------
                         Total current assets                    225.9
             206.6


          -------------------------
                         Deferred income taxes                     6.7
               6.7

                         Property, plant and equipment, at cost  154.5
             153.7
                           Less accumulated depreciation         119.6
             118.8


          -------------------------
                         Property, plant and equipment, net       34.9
              34.9


          -------------------------
                                                            $    267.5
             248.2

          -----------------------------------------------------------------





                           Liabilities and Stockholders' Equity

                         Current liabilities:
                           Accounts payable                       98.1
              89.4
                           Accrued expenses                        4.8
               5.9
                           Income taxes                            4.1


          -------------------------
                         Total current liabilities               107.0
              95.3


          -------------------------
                         Accrued postretirement health benefits   16.3
              16.1

                         Stockholders' equity:
                           Common stock, $5 par value per share.
                              Authorized 287,000 shares
                              in 1995 and 1994;
                              issued and outstanding
                              286,000 shares in 1995 and 1994      1.4
               1.4
                         Capital in excess of par value             .8
                .8
                         Earnings reinvested in business         142.0
             134.6

          -------------------------
                         Total stockholders' equity              144.2
             136.8

          -------------------------
                                                            $    267.5
             248.2

          -----------------------------------------------------------------

                    Note  to  condensed  financial   statements    -    The
          preceding
                    financial  information  is  stated  in  conformity with
          generally
                    accepted accounting principles and is unaudited, but in
          the
                    opinion   of   management   includes  all   adjustments
          necessary,
                    consisting of normal accruals,  for a fair statement of
          the
                    operating results for these periods.  Interim inventory
          values
                    are  based  on management's  estimate of  year-end LIFO
          inventory
                    values under current operating conditions and the general state of the economy as it relates to the steel industry, in particular. See also notes to financial statements in the
                    Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission.

                         ITEM 2.    Management's Discussion and Analysis of
          Financial
                                   Condition and Results of Operations

                         The information in this item should be read together with
                    the information incorporated by reference into Item 7, "Management's Discussion and Analysis of Financial
          Condition and
                    Results of Operations," of the Company's Annual Report on Form
                    10-K for the year ended December 31, 1994.

                         Operating Results

                         Sales for the three months ended March 31, 1995 were $178.9 million, an increase of 21% from the three months ended March 31,
                    1994. The increase in sales for the three months was due to higher average selling prices.

                         Operating, selling and administrative expenses for the three





                    months ended March 31, 1995 were $34.7 million, an increase of 8%
                    from the three months ended March 31, 1994. Operating, selling and administrative expenses are relatively fixed and accordingly do not change in the same ratio with sales.

                         Interest income was unchanged at $.4 million for the quarter ended March 31, 1995 and for the first quarter of the prior year.

                         Net earnings for the three months ended March 31, 1995 were
                    $7.5 million compared to $5.2 million for the first quarter of the prior year. The increase in earnings was due to the
                    operating elements discussed above.

                         Liquidity and Capital Resources

                         The  Company's liquidity  remains strong  with the
          Company's
                    operations  providing  the  funds  needed  for  working
          capital and
                    capital expenditures. Funds in excess of current business needs
                    are   invested  in   cash-equivalents.     The  Company
          continued to
                    remain debt free for the three months ended March 31, 1995 and for the foreseeable future expects funding requirements to be met without external financing.

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

                         PART II.  Other Information

                         ITEM 6.   Exhibits and Reports on Form 8-K

                              (a)  Exhibit 27 - Financial Data Schedule

                              (b)   Form 8-K was  not required to  be filed
          during the
                                   three months ended March 31, 1995.

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

                                                  CENTRAL  STEEL  AND  WIRE
          COMPANY
                                                  (Registrant)



                    Date:  4/28/95                /s/ Frank A. Troike

          -----------------------------------
                                                  Frank A. Troike
                                                  Executive Vice President



                    Date:  4/28/95                /s/ Richard P. Ugolini

          -----------------------------------
                                                  Richard P. Ugolini
                                                  Comptroller        (Chief
          Accounting
                                                  Officer)

                                                SIGNATURES

                         Pursuant  to  the requirements  of  the Securities
          Exchange Act
                    of 1934, the Registrant has duly caused this report to be signed
                    on   its  behalf  by  the  undersigned  thereunto  duly
          authorized.

                                                   CENTRAL  STEEL AND  WIRE
          COMPANY

          (Registrant)





                    Date ________

                                             Frank A. Troike
                                             Executive Vice President




                    Date ________

                                             Richard P. Ugolini
                                             Comptroller  (Chief Accounting
          Officer)